Form 10-K
period 2005-12-31
PPlus Trust Series LMG-4
filed 2006-03-30
CIK 1314270

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                          -----------------------------





                                    FORM 10-K

                                  ANNUAL REPORT

                       Pursuant to Section 13 or 15(d) of
                       The Securities Exchange Act of 1934

                          -----------------------------

For the fiscal year ended:                               Commission file number:
     December 31, 2005                                          001-32415

                          MERRILL LYNCH DEPOSITOR, INC.
                     (ON BEHALF OF PPLUS TRUST SERIES LMG-4)
                  (Exact name of registrant as specified in its
                                    charter)

            DELAWARE                                 13-3891329
         (State or other                         (I. R. S. Employer
         jurisdiction of                         Identification No.)
         incorporation)

     WORLD FINANCIAL CENTER,                            10080
       NEW YORK, NEW YORK                            (Zip Code)
      (Address of principal
       executive offices)

                          -----------------------------



       Registrant's telephone number, including area code: (212) 449-1000

Securities registered pursuant to Section 12(b) of the Act:

PPLUS Trust Certificates Series LMG-4 listed on The New York Stock Exchange.

Securities registered pursuant to Section 12(g) of the Act:

Not Applicable.

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

                                 Yes [ ] No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

                                 Yes [ ] No [X]

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                 Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).

                                 Yes [ ] No [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

                                 Yes [ ] No [X]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter.

Not Applicable.

Indicate the number of shares outstanding for each of the registrant's classes of common stock, as of the latest practicable date.

Not Applicable.

                       DOCUMENTS INCORPORATED BY REFERENCE



None.



         PART I

         ITEM 1.           BUSINESS

                           For information with respect to the underlying securities held by PPLUS Trust Series LMG-4, please refer to Liberty Media Corp's (Commission file number 001-16615) periodic reports, including annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K, and other information on file with the Securities and Exchange Commission (the "SEC"). You can read and copy these reports and other information at the public reference facilities maintained by the SEC at Room 1580, 100 F Street, N.E., Washington, D.C. 20549. You may obtain copies of this material for a fee by writing to the SEC's Public Reference Section of the SEC at 100 F Street, N.E., Washington, D.C. 20549. You may obtain information about the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. You can also access some of this information electronically by means of the SEC's website on the Internet at http://www.sec.gov, which contains reports, proxy and information statements and other information that the underlying securities issuer has filed electronically with the SEC.

                           Although we have no reason to believe the information concerning the underlying securities or the underlying securities issuer contained in the underlying securities issuer's Exchange Act reports is not reliable, neither the depositor nor the trustee participated in the preparation of such documents or made any due diligence inquiry with respect to the information provided therein. No investigation with respect to the underlying securities issuer (including, without limitation, no investigation as to its financial condition or creditworthiness) or of the underlying securities has been made. You should obtain and evaluate the same information concerning the underlying securities issuer as you would obtain and evaluate if your investment were directly in the underlying securities or in other securities issued by the underlying securities issuer. There can be no assurance that events affecting the underlying securities or the underlying securities issuer have not occurred or have not yet been publicly disclosed which would affect the accuracy or completeness of the publicly available documents described above. PPlus Trust Series LMG 4 was established on January 25, 2005 pursuant to the PPLUS Trust Certificates Series LMG 4 Series Supplement dated January 25, 2005 as attached as an exhibit to the Registrant's current report on Form 8-K filed with the Securities and Exchange Commission on January 25, 2005.

         ITEM 1A.          RISK FACTORS

                           Your investment in the trust certificates will involve certain risks. You should carefully consider the following discussion of risks, and the other information included or incorporated by reference in the applicable prospectus supplement and the accompanying prospectus. You should also carefully consider any risk factors and other information that the underlying securities issuer may file in its Exchange Act reports as referenced in Item 1 above.

                           IF ANY CALL WARRANTS ARE EXERCISED PRIOR TO THE STATED MATURITY DATE, YOU MAY NOT BE ABLE TO REINVEST YOUR CALL PROCEEDS AT A YIELD COMPARABLE TO THE YIELD YOU WOULD HAVE RECEIVED ON YOUR TRUST CERTIFICATES

                           The yield you will realize on your trust certificates depends upon several factors, including:

                           o  the purchase price of the trust certificates,

                           o  when you acquire your trust certificates, and

                           o whether the call warrant holders exercise their optional rights to purchase outstanding trust certificates.

                           Although the call warrant holders are not obligated to exercise the call warrants, the yield you will realize on your trust certificates depends on whether the call warrant holders exercise their call warrants to purchase the trust certificates.

                           Prevailing interest rates at the time of a call exercise may be lower than the yield on your trust certificates. Therefore, you may be unable to realize a comparable yield upon reinvesting the funds you receive from the exercise of any call warrants. In addition, if the prevailing market value of the trust certificates exceeds the call exercise price paid to you upon the exercise of a call, you will not be able to realize such excess.

                           YOU MAY NOT BE PAID IF THE ASSETS OF THE TRUST ARE INSUFFICIENT

                           Currently, the trust has no significant assets other than the underlying securities. If the underlying securities are insufficient to make payments or distributions on the trust certificates, no other assets will be available for payment of the deficiency. The underlying securities issuer is organized as a holding company that owns subsidiary companies. According to the underlying securities prospectus, the underlying securities issuer derives its operating income and cash flow primarily from its subsidiaries and investments, which poses two principal risks:

                           o The underlying securities issuer's right to participate as an equity holder in any distribution of assets of any of its subsidiaries upon the subsidiary's liquidation or otherwise, and thus the ability of its security holders, including the trust, to benefit from the distribution, will be subject to prior claims of the subsidiary's creditors, except to the extent that any claims the underlying securities issuer may have as a creditor of the subsidiary are recognized, and

                           o The underlying securities issuer's ability to service its indebtedness and other obligations is dependent primarily upon the earnings and cash flow of its subsidiaries and the distribution or other payment to it of such earnings and cash flow.

                           YOU MAY NOT RECOVER THE WHOLE OF THE PRESENT VALUE OR STATED AMOUNT (IF APPLICABLE) OF YOUR TRUST CERTIFICATES IF THE TRUST DISPOSES OF THE UNDERLYING SECURITIES ON A DEFAULT BY THE UNDERLYING SECURITIES ISSUER OR IN THE EVENT THE UNDERLYING SECURITIES ISSUER CEASES FILING EXCHANGE ACT REPORTS

                           If the underlying securities issuer defaults on its obligations under the underlying securities or the underlying securities issuer ceases to file Exchange Act reports or ceases to satisfy the requirements of Rule 3-10 of Regulation S-X under the Securities Act, then the trust will either distribute the underlying securities to the trust certificateholders or dispose of them and distribute the proceeds to the trust certificateholders. Your recovery in either of those events may be limited by two factors:

                           o if a default occurs, the market value of the underlying securities may be adversely affected and the proceeds of their disposition may be lower than the aggregate present value or stated amount (if applicable) of the trust certificates; and

                           o in either event, any distribution of funds or underlying securities by the trust to the trust certificateholders will be done in accordance with the allocation ratio as described in the applicable prospectus supplement relating to the trust certificates. The funds or aggregate principal amount of underlying securities you receive on that distribution may be less than the present value or stated amount (if applicable) of your trust certificates.

                           THE TRUSTEE WILL NOT MANAGE THE UNDERLYING SECURITIES

                           Except as described below, the trust will not dispose of any underlying securities, even if an event occurs that adversely affects the value of the underlying securities or that adversely affects the underlying securities issuer. As provided in the applicable trust agreement, the trust will dispose of the underlying securities only if

                           o there is a payment default on any underlying securities,

                           o there is another type of default that accelerates the maturity of the underlying securities, or

                           o the underlying securities issuer ceases to file Exchange Act reports or ceases to satisfy the requirements of Rule 3-10 of Regulation S-X under the Securities Act.

                           Under the first circumstance listed above, the trustee must sell the underlying securities on behalf of the trust, even if adverse market conditions exist. The trustee has no discretion to do otherwise. If adverse market conditions do exist at the time of the trustee's sale of the underlying securities, you may incur greater losses than if the trust continued to hold the underlying securities.

                           THE TRUST CERTIFICATES ARE SUBJECT TO THE
                           CREDITWORTHINESS OF THE UNDERLYING SECURITIES
                           ISSUER

                           The trust certificates represent interests in obligations of the underlying securities issuer. In particular, the trust certificates will be subject to all the risks associated with directly investing in the underlying securities issuer's unsecured unsubordinated debt obligations. Neither the underlying indenture nor the underlying securities place a limitation on the amount of indebtedness that may be incurred by the underlying securities issuer.

                           THE PAYMENTS OWED TO THE TRUST CERTIFICATEHOLDERS ARE UNSECURED OBLIGATIONS

                           In a liquidation, holders of the underlying securities, including the trust, will be paid only after holders of secured obligations of the underlying securities issuer. According to the underlying securities prospectus, the underlying securities are general unsecured obligations of the underlying securities issuer, which rank on a parity with all other unsecured senior indebtedness of the underlying securities issuer. However, if the underlying securities issuer subjects any of its property to a lien then the underlying securities, and any other obligations which are then outstanding and subject to a similar covenant, will be secured ratably with the indebtedness or obligation secured by that lien and for the same length of time, subject to certain exceptions.

                           THE RATINGS OF THE TRUST CERTIFICATES MAY CHANGE

                           At the time of issuance, Moody's and S&P assigned ratings to the trust certificates equivalent to the ratings of the underlying securities, as of the date of the applicable prospectus supplement.

                           Any rating issued with respect to the trust certificates is not a recommendation to purchase, sell or hold a security. Ratings do not comment on the market price of the trust certificates or their suitability for a particular investor. We cannot assure you that these ratings will remain for any given period of time or that a ratings agency would not revise or withdraw entirely the ratings if, in its judgment, circumstances (including, without limitation, the rating of the underlying securities) merit. A revision or withdrawal of a rating may adversely affect the market price of the trust certificates.

                           If the underlying securities issuer's credit rating is downgraded, your trust certificates may become less liquid and subject to increased price volatility. If the underlying securities were downgraded, the trust certificates would be similarly downgraded. The market value of the underlying securities would be expected to decrease in the event of a downgrade. As a result, a downgrade could result in the market price of the trust certificates becoming increasingly volatile as the value of the underlying security changes. Also, if the trust certificates are downgraded to below investment grade status, and enter what is commonly called "junk" status, the trust certificates could become less liquid.

ITEM 1B.                   UNRESOLVED STAFF COMMENTS

                           Not Applicable.

ITEM 2.                    PROPERTIES

                           None.

ITEM 3.                    LEGAL PROCEEDINGS

                           None.

ITEM 4.                    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                           None.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

                           The Trust Certificates issued by PPLUS Trust Series LMG-4 are represented by one or more physical certificates registered in the name of Cede & Co., the nominee of the Depository Trust Company. The Trust Certificates are listed on the New York Stock Exchange.

ITEM 6.                    SELECTED FINANCIAL DATA

                           Not Applicable.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                           Not Applicable.

ITEM 7A.                   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
                           MARKET RISK

                           Not Applicable.

ITEM 8.                    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                           Not Applicable.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

                           None.

ITEM 9A.                   CONTROLS AND PROCEDURES

                           The Registrant has procedures so as to provide reasonable assurance that its future Exchange Act filings will be filed within the applicable time periods.

ITEM 9B.                   OTHER INFORMATION

                           None.

PART III

ITEM 10.                   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

                           Not Applicable.

ITEM 11.                   EXECUTIVE COMPENSATION

                           Not Applicable.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

                           (a) Securities Authorized For Issuance Under Equity
                               Compensation Plans: None.

                           (b) Security Ownership Of Certain Beneficial Owners:
                               None.

                           (c) Security Ownership Of Management: Not Applicable.

                           (d) Changes In Control: None.

ITEM 13.                   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

                           None.

ITEM 14.                   PRINCIPAL ACCOUNTING FEES AND SERVICES

                           Not Applicable.

PART IV

ITEM 15.                   EXHIBITS, FINANCIAL STATEMENT SCHEDULES

                           (a)(1) Financial Statements: Not Applicable.

                           (a)(2) Financial Statement Schedules: Not Applicable.

                           (a)(3) List of Exhibits

                           The following exhibits are filed as part of, and incorporated by reference into, this Annual Report on Form 10-K:

                                    31.1    Certification of President of
                                            Registrant dated March 27, 2006,
                                            pursuant to Rules 13a-14 and 15d-14
                                            under the Securities Exchange Act of
                                            1934, as adopted pursuant to Section
                                            302 of the Sarbanes-Oxley Act of
                                            2002, with respect to the
                                            Registrant's Annual Report on Form
                                            10-K for the year ended December 31,
                                            2005.

                                    99.1    Trustee's Annual Compliance
                                            Certificate dated February 21, 2006.

                                    99.2.   Report of Deloitte & Touche LLP,
                                            Independent Registered Public
                                            Accounting Firm, dated March 24,
                                            2006, Registrant's Assertion on
                                            Compliance with PPLUS Minimum
                                            Servicing Standards dated March 24,
                                            2006 and PPLUS Minimum Servicing
                                            Standards.

                                    99.3.   Report of Ernst & Young LLP,
                                            Independent Registered Public
                                            Accounting Firm, dated February 21,
                                            2006, The Bank of New York's
                                            Assertion on Compliance with PPLUS
                                            Minimum Servicing Standards dated
                                            February 21, 2006 and PPLUS Minimum
                                            Servicing Standards.

                           (b) Exhibits

                               The Registrant hereby files as part of this Annual Report on Form 10-K the exhibits listed in Item 15(a)(3) set forth above.

                           (c) Financial Statement Schedules

                               Not applicable.

                                   SIGNATURES

                  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.

                                    MERRILL LYNCH DEPOSITOR, INC.

Date: March 27, 2006                By: /s/ Stephan Kuppenheimer
                                       -----------------------------------------
                                             Name:    Stephan Kuppenheimer
                                             Title:   President